Form 10KSB
period 2001-12-31
FUTURE EDUCATIONAL SYSTEMS INC
filed 2002-04-15
CIK 1162455

       1  (FORM 10KSB)

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                              ---------------------
                                    FORM 10-KSB
                              ---------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended 2001

       -or-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______ to ______

       COMMISSION FILE NUMBER 000-33365

                         FUTURE EDUCATIONAL SYSTEMS, INC.
                            ---------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                  95-4871102
              ---------                               ------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


1801 Avenue of the Stars, 6th Floor #6079
        Los Angeles, California                           90067
----------------------------------------                  -----
(Address of principal executive offices)                (Zip code)

Registrant's telephone number: (310) 284-5992

Securities registered pursuant to Section 12(b) of the Act:

     Title:     None
     Exchange:  None

Securities registered pursuant to section 12(g) of the Act:

     Title:     None

       2 (FORM 10KSB)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [X] Yes    [ ] No

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.
     [X]

State issuer's revenues for its most recent fiscal year:
     $33,505

Number of shares outstanding as of December 31, 2001:
     39,893,339 shares of common stock, $0.01 par value

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:
     $0

                      DOCUMENTS INCORPORATED BY REFERENCE

     There are no annual reports to security holders, proxy or information statements, or any prospectus [filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933] incorporated by reference with respect to this annual report.

       3 (FORM 10KSB)

                             TABLE OF CONTENTS

INTRODUCTION & CAUTIONARY NOTICE REGARDING
FORWARD LOOKING STATEMENTS...........................................  4

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS......................................  5

ITEM 2. DESCRIPTION OF PROPERTY...................................... 11

ITEM 3. LEGAL PROCEEDINGS............................................ 11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 11


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..... 11
     (A) MARKET PRICE................................................ 11
     (B) HOLDERS..................................................... 12
     (C) DIVIDENDS................................................... 13
     (D) RECENT SALES OF UNREGISTERED SECURITIES .................... 13

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.... 15

ITEM 7. FINANCIAL STATEMENTS......................................... 17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 32

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
        OF THE EXCHANGE ACT.......................................... 33
     (A) DIRECTORS, EXECUTIVE OFFICERS,
         PROMOTERS AND CONTROL PERSONS............................... 33
     (B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .......... 35

ITEM 10. EXECUTIVE COMPENSATION...................................... 36

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................. 36
     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS............ 36
     (B)  SECURITY OWNERSHIP OF MANAGEMENT........................... 37

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 38

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................ 38

SIGNATURES........................................................... 38

       4 (FORM 10KSB)
                               INTRODUCTION
                                     &
             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     This SEC Form 10K (hereinafter "Annual Report") has been prepared by and on behalf of Future Educational Systems, Inc. (the "Company" or "Issuer").

     The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Document or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Document that are not statements of historical fact may be deemed to be forward-looking statements.

     This Annual Report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii)technology advancements as they relate to the communications and consumer electronics industries; and, (iv) the Company's financing plans.

     Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on new product development, competition, and technological change.

     The information contained in this document, including, without limitation, the information set forth under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation" identify important additional factors that could materially adversely affect actual results and performance. All of these factors should be carefully considered and evaluated. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

     Any forward-looking statements in this Annual Report should be evaluated in light of these important risk factors. The Company is also subject to other risks detailed herein or set forth from time to time in the Company's filings with the Securities and Exchange Commission.

       5 (FORM 10KSB)

                                 PART I

ITEM 1. DESCRIPTION OF BUSINESS

     (a) Business Development

     Future Educational Systems, Inc. ("FESI" or "Company" or
"Issuer"), a Nevada corporation, is the surviving corporation from the merger of Island Resources, Inc., a New York Corporation, into Island Resources, Inc., a Nevada Corporation pursuant to Section 78.475 et. seq. of the Nevada Revised Statutes.

     Island Resources, Inc., a New York corporation, was originally formed as Programmed Bookkeeping Systems, Inc. ("PBSI") on September 18, 1968 under the laws of the State of New York. PBSI was changed to Island Resources, Inc. ("ISI") effective May 9, 1983. ISI's corporate charter was voided on September 25, 1991 for non-payment of state taxes. ISI's charter was revived on July 29, 1996 with 10,000,000 total authorized shares of common stock each with $0.01 par value. On October 6, 1998, the articles of incorporation was amended changing total authorized shares to 100,000,000, of which 50,000,000 shall be designated as common stock having a par value of $0.001 and 50,000,000 shall be designated as preferred stock having a par value of $0.001. Registrant has been a dormant corporation since inception until it was revived in 1996. The development stage period started in 1996.

     Island Resources, Inc., a Nevada corporation, was incorporated on July 19, 2000 with 50,000,000 total authorized common shares of stock each with $0.01 par value. On November 20, 2000, its name was changed to "Future Educational Systems, Inc."

     Island Resources, Inc., a New York corporation, was re-domiciled to Nevada on November 20, 2000 pursuant to Articles of Merger of Island Resources, Inc., a New York Corporation, into Island Resources, Inc., a Nevada Corporation as the Surviving Corporation Pursuant to Section
78.475 et. seq. of the Nevada Revised Statutes.

     On March 28, 2001, a Certificate of Correction of Articles of Merger and Future Educational Systems, Inc.'s Amended Articles of Merger of Island Resources, Inc., a New York Corporation into Future
Educational Systems, Inc. (formerly Island Resources Inc.), a Nevada corporation as surviving corporation, was filed.

     The Issuer is the sole shareholder of Your Future Holdings, Inc. ("YFHI"), a corporation formed on January 24, 2000 under the laws of the State of Nevada. As the Issuer's wholly-owned subsidiary, YFHI owns 70% of Your Future, Inc., a development stage company, incorporated under the laws of the State of South Carolina on June 4, 1997 for the purpose of providing specific vocational, educational and computer related skill training expertise nationally and internationally.

     In November 2001, Your Future Holdings, Inc. amended its articles of incorporation to change its name to "Learning Programs, Inc." The name change was in consonance with the expanded corporate mission of developing and marketing educational programs and training solutions.

       6 (FORM 10KSB)

     Your Future, Inc. was incorporated under the laws of the State of South Carolina on June 4, 1997 for the purpose of providing educational and occupational skills training to government-funded programs, individuals and corporations.

     (B) BUSINESS OF ISSUER

     The Issuer is a holding company and all current and planned operations are being conducted by its subsidiary, YFI.

     YFI offers training products and services that focus on enhancing personal development, job performance, effecting career shifts, and enabling entry into the workforce.

     YFI was formed primarily to take advantage of the public funding provided under the Workforce Investment Act (Public Law - 105-220) ("WIA") passed by the U.S.Congress in August, 1998. This Act empowers all Americans, regardless of race, age, income, educational and/or employability status to gain educational and/or occupational skills to enhance their lives. Under the WIA, all states were to have a federal model operational by July, 2000.

     To become competitive in various state markets, YFI has successfully obtained Certified WIA Training Vendor status in the following states: South Carolina; North Carolina; Georgia; Kentucky and Indiana. Recent WIA Vendor qualification certificate applications have been submitted to California, Florida and Texas. A WIA Certification qualifies a training vendor to be a selected choice for training programs by each individual who qualifies to receive additional enhancement training under the WIA.

     A complete detailed curriculum of YFI offerings can be obtained by going to the YFI website: www.yourfutureinc.com. (Contents of said website are not incorporated in this Annual Report.) At present, the following courses and programs are being offered by YFI:

     Life Skills
     -----------
     This course is instructor-led and consists of core subjects relating to coping with everyday life. YFI has been licensed by PACE Learning Systems, Inc. for unlimited usage and/or copying of Life
Skills and/or GED materials.

     Basic Skills
     ------------
     General Education Development ("GED") Preparation via PACE
Learning Systems, Inc. This course is CD-interactive. YFI is unable to update this course curriculum to the new 2002 national standards until the final contractual payment is made to PACE Learning Systems for existing license for unlimited usage and/or copying of Life Skills and/or GED materials. Programs are via CD-interactive, self-paced learning lessons with intermittent testing qualifications for each module.

       7 (FORM 10KSB)

     Application Training
     --------------------
     YFI had originally projected the ability to become a Microsoft Training Provider and to obtain Microsoft Partner Certification. Certification training is the high-end income/profit product of present national and international training entities. However, implementation had to be delayed indefinitely because YFI cannot afford to comply with Microsoft requirements. Microsoft requires a minimum of two (2) Microsoft Certified Instructors to gain Microsoft Training Partnership and Microsoft Certified Learning Center status. Each certified instructor requires a minimum salary of $65,000 annually and YFI cannot afford to hire these instructors at present.

     Other vendor certifications require initial payment certifications followed by annual renewal payments. YFI has not been able to satisfy any of these monetary conditions.

     YFI does not presently enjoy certifications from any of the major vendor offerings due to the inability to meet the financial criteria necessary to qualify.

     WIA - Youth Program
     -------------------
     The WIA has a Youth Program component serving the youth between ages 14-21 who come from disadvantaged and low-income families. WIA certification is not necessary to compete in Youth Program awards in all communities in all states. WIA youth programs are annual local county bid awards.

     YFI has decided to refocus its marketing efforts in Youth Program awards because there is less competition in this arena. None of the bigger training companies, such as New Horizons, Executrain and Productivity Point have entered into this arena, thus the competition for YFI is limited to smaller and mostly local training companies. This is not true if competing in the software application training. These three companies dominate most of the more populated areas of the U.S. and some international markets in both application and certified training programs. YFI has chosen not to compete in this already saturated market.

     The WIA seeks training vendors that can offer short-term programs that will lead directly to placement into a self-sustaining and advancement-conducive job opportunity. Because local colleges, technical schools and other vocational offerings whose programs extend both time-wise and per participant costs beyond the desires of the WIA, YFI's short-term programs may increase its competitive advantage against such offerings.

       8 (FORM 10KSB)

     Thus, YFI has developed four (4) highly visible job opportunity programs to increase its competitiveness:

     1.  Customer Service
     2.  Medical Office Assistant
     3.  Medical Billing and Coding
     4.  Paralegal

     However, YFI is not limited to these and will implement others as geographic demographics demand.

     Programs 2-4 incorporate Program 1 in its entirety. Customer Service skills are mandatory in any job environment. Although we do not compete in the application arena, we do incorporate these skills into our offerings as we know that such skills are the foundation for one gaining employment in today's work environments. Customer Service then includes:

     1.  Life Skills - (20) Hours
     2.  MS Word - (40) Hours
     3.  MS Excel - (40) Hours
     4.  Customer Service - (40) Hours
     5.  Workforce Development (Job Preparation) - (20) Hours

     The other chosen vocational programs range in length from an additional (2) to (6) weeks. YFI's offerings also include very flexible operational hours of morning, afternoon, evening, and Saturday classes.

     WIA Awards
     ----------
     The impact of the refocusing in product offerings has shown tremendous results and potential. FYI presently has seven outstanding WIA Youth proposals in three (3) states.

     YFI has already received and implemented the Customer Service Program in Georgia, serving 120 youth in two communities, LaGrange and Newnan.

     The West Central Georgia Workforce investment Board of WIA awarded YFI a $223,000.00 Youth contract commencing on March 11, 2002 and ending on February 28, 2003, with renewal in subsequent years possible based upon performance. This was the first Youth Program awarded to YFI via the WIA in Georgia. The contract was awarded in Griffin, Georgia and site operations are located in the communities of Newnan and LaGrange, Georgia.

     YFI has seven (7) other pending WIA proposals in Georgia, North Carolina, South Carolina and Kentucky. One such proposal is with the same Griffin, Georgia agency that awarded the first contract to YFI in year 2001. All contracts (if granted) commence between the time periods of March to July 1, 2002.

       9 (FORM 10KSB)

     Job Corps
     ---------
     Another WIA adjunct is the Job Corps. There are over 120 Job Corps sites in 48 States serving youth between the ages 14 to 24. YFI is an active member of the National Job Corps Association in Washington, D.C., the congressional lobbying arm of Job Corps.

     YFI, since the latter part of year 2001, has partnered with one of the more successful Job Corps contractors, Resource Consultants, Inc. ("RCI"), one of the 40 largest U.S. federal contractors in the world. RCI presently operates the Gulfport, Mississippi Job Corps site and is contracted for various services in 25 other locations. YFI sub-contracts its vocational offerings with RCI's overall operational and managerial expertise in these site proposals.

     The next bid with RCI will be in Gulfport, Mississippi with the proposal due April 11, 2002 and contract (if bid is accepted) commencing on October 1, 2002. Since RCI is the incumbent here, YFI anticipates the award.

     Other Job Corps sites up for bid in 2002 include Hartford, Connecticut and Potomac, Maryland. RCI/YFI intend to actively pursue both of these.

     YFI also plans to sub-contract with other Job Corps operational contractors.

     Training Sites
     --------------
     At present, YFI has two (2) sites located in Charleston, South Carolina and Tampa/Clearwater, Florida. The site in Tampa/Clearwater, Florida opened on March 1, 2002. YFI had a site in Greenville, South Carolina that was closed in December, 2001 due to inability to gain sufficient funds to enlarge classroom capacity and local offerings per mandated needs of the WIA agency in Greenville.

     Employees
     ---------
     YFI employs five (5) full time employees and one (1) part time employee. It also uses independent contractors for instructors and/or case managers for WIA contracted sites, if needed.

     Sales Agency Relationships
     --------------------------
     YFI enjoys sales agency relationships with the following:

     Mastery Technologies, Inc. - Sale of any and all Safety/Health CD-Interactive Products with a 40% commission. No initial fee.

       10 (FORM 10KSB)

     Virtual Classrooms of America, Inc. - YFI has a working relationship with this firm to supply CD-Interactive Computer Training Products to corporations and/or individuals based upon a 25% commission basis. No initial fee.

     Competition
     -----------
     New Horizons, Executrain, and Productivity Point are the dominant competitors in most training markets YFI operates in. However, none of these presently compete in the WIA and/or Job Corps bid proposal markets.

     The competition for programs presented by YFI to WIA agencies is generally limited to local training companies with little or no past government funded programs to this select population. YFI has a significant competitive edge in this arena. Job Corps bids are presented by large national firms vying for overall contractor control that sub-contract most services to outside firms, such as YFI. There are few training companies nationally that are invited to join such bids and few that possess the overall past performance and capabilities of YFI.

     YFI seeks to become more competitive by expanding its products and services through exploring possible joint ventures.

     YFI has recently partnered with Kidsway-Young Biz, Inc. to fill a highly visible void in program presentations to Job Corps- Leadership and Entrepreneurial training. Kidsway will train YFI staff and will allow them to conduct all of their curricula, charging YFI a set fee, yet to be determined, for each participant who completes the course. A profit sharing percentage basis is still being negotiated.

     YFI intends to piggy-back this one week, 40-hour leadership and entrepreneurial training course to its curriculum offerings to further strengthen its bid presence in Job Corps sites. The Secretary of Labor has recently emphasized the need for this area of training to the Job Corps population. Kidsway is based in Atlanta, Georgia. YFI also intends to add this program to its future WIA bids per approval of Kidsway.

     (C) REPORTS TO SECURITY HOLDERS

     The Company files current (Form 8K), quarterly (Form 10Q) and annual (Form 10K) reports with the SEC.

     The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth St., N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company's internet address is http://www.fesi.biz.

       11 (FORM 10KSB)

ITEM 2. DESCRIPTION OF PROPERTY

     The Issuer's subsidiary, YFI, leases its operating corporate headquarters located at 7301 Rivers Avenue, Suite 260, N. Charleston, South Carolina 29406. YFI offers large, comfortable classrooms and low student-to-instructor ratios. The desired ratio is 10 to 1, the maximum is 12 to 1.

     YFI provides its training in commercial-owned training facilities. There are presently no short-term plans to lease facilities in other areas.

ITEM 3. LEGAL PROCEEDINGS

     The Issuer has reasonable basis to believe that there is no material proceeding that involves federal, state or local environmental laws, or that involves a damages claim for more than 10% of the current assets of Issuer, or potentially involves more than $100,000 in sanctions and a governmental authority is a party.

     Moreover, the Issuer has reasonable basis to believe that there is no material proceeding to which any director, officer or affiliate of Issuer, any owner of record or beneficially of more than 5% of any class of voting securities of the small business issuer, or security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (A) MARKET PRICE

     The Company's common stock is not currently traded on any over-the-counter or national market.

     For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

       12 (FORM 10KSB)

     For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

     (B) HOLDERS

     As of December 31, 2001, the total of the Company's outstanding Common Shares are held by 1,034 equity holders (including Cede & Co. street held securities).

     The company's authorized common stock consists of 50,000,000 shares with $0.01 par value per share.

     As of December 31, 2001, the Company believes that 508,020 of the issued and outstanding shares of the Company's common stock may be eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule.

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

     (1) Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

     (2) When restricted securities are sold, generally there must be a one-year holding period.

     (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

       13 (FORM 10KSB)

     (4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

     (5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

     (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

     (C) DIVIDENDS

     The Company did not issue any dividend during the last fiscal year.

     The payment of dividends is within the discretion of the Board of Directors of the Company. The Company currently intends to retain all earnings, if any, in the foreseeable future for use in the development of the Company's business. It is not anticipated that any dividends will be paid in the foreseeable future and there can be no assurance that dividends can or will ever be paid. The payment of dividends is contingent upon future earnings, the Company's financial condition and capital requirements, general business conditions and other factors.

     The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

     (D) RECENT SALES OF UNREGISTERED SECURITIES

     On July 27, 2001, the Company entered into a stock purchase agreement with Asean Commercial Holdings Ltd. Pursuant to the said agreement, the Company issued 6,000,000 of its Common Shares in cancellation of indebtedness to Asean Commercial Holdings Ltd. in the amount of $600,000.00.

     On September 28, 2001, 2,610,890 common shares were issued to Ridgeway Commercial Ventures Ltd. in cancellation of indebtedness in the amount of $261,089.00.

     Moreover, on December 31, 2001, the Company entered into a Stock Purchase Agreement with Clayport Investments Limited, a Nevis corporation, wherein 701,844 shares of its common stock were issued in cancellation of indebtedness in the amount of US$70,184.39.

       14 (FORM 10KSB)

     These sales of unregistered securities were made pursuant to Regulation S promulgated under the Securities Act of 1933. In connection with said sales, the purchasers agreed as follows:

     (a) All offers and sales of the securities prior to the expiration of the distribution compliance period of Regulation S (Rule
         901 and 905, and Preliminary Notes) shall have offering restrictions imposed;
     (b) The offer or sale, if made prior to the expiration of a one-year distribution compliance period, is not made to a U.S.
         person or for the account or benefit of a U.S. person; and
     (c) The offer or sale, if made prior to the expiration of a one-year distribution compliance period, will be made pursuant to the following conditions:

          1. The purchaser of the securities (other than a distributor) certifies that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person or is a U.S. person who purchased securities in a transaction that did not require registration under the Act.

          2. The purchaser of the securities agrees to resell such securities only in accordance with the provisions of Regulation S (Rule 901 through Rule 905, and Preliminary Notes), pursuant to registration under the Act, or pursuant to an available exemption from registration; and agrees not to engage in hedging transactions with regard to such securities unless in compliance with the Act;

          3. The securities of the Seller contain a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S (Rule 901 through Rule 905, and Preliminary Notes), pursuant to registration under the Act, or pursuant to an available exemption from registration;
             and that hedging transactions involving those securities may not be conducted unless in compliance with the Act; and

          4. The Company is required, either by contract or a provision in its bylaws, articles, charter or comparable document, to refuse to register any transfer of securities not made in accordance with the provisions of Regulation S (Rule 901 through Rule 905, and Preliminary Notes) pursuant to registration under the Act, or pursuant to an available exemption from registration; provided, however, that if the securities are in bearer form or foreign law prevents the Seller from refusing to register securities transfers, other reasonable procedures are implemented to prevent any transfer of the securities not made in accordance with the provisions of this Regulation S.

       15 (FORM 10KSB)

     (d) For offers and sales of equity securities of domestic issuers, not to engage in hedging transactions with regard to such securities prior to the expiration of the distribution compliance period specified in (a) above, unless in compliance with the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     All statements, trend analysis and other information contained in this Registration Statement relative to market for the services of Future Educational Systems, Inc. ("Company" or "Registrant" or "Issuer") and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "plan" and "intend" and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Annual Report.

     (A) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          (i) Revenues

     The twelve months ended December 31, 2001 generated $33,505 in sales for the Company, compared to $48,614 in sales for fiscal year 2000.

     The decrease in revenue was primarily by the operating subsidiary, YFI, and was due mainly to limited funds for marketing and expansion. The global economic slowdown in year 2001 affected the funding flow to YFI from its investors. The difficulty in funding dampened YFI's ability to enter into and maintain medium-term lease commitments for learning sites and, as a result, restricted its ability to market its services and competitively submit bids for government contracts.

          (ii) General, Administrative and Development Expenses

     The Company incurred general, administrative and development expenses in the amount of $721,050 for the twelve months ended December 31, 2001, compared to $279,252 for the same period in year 2000.

     Salaries and wages in the amount of $180,315 as well as service contract fees in the amount of $150,440 comprise approximately one-fourth of the general, administrative and development expenses for fiscal year 2001. For fiscal year 2000, salaries and wages in the amount of $123,217 as well as service contract fees in the amount of $40,833 comprise approximately 44% of general, administrative and development expenses.

       16 (FORM 10KSB)

     The increase in general, administrative and development expenses are in large part due to increase in service contract fees, salaries and wages, rent and professional fees. The Company incurred legal and accounting expenses in order to file its registration statement and comply with SEC reportorial requirements. Also, in early 2001, YFI moved to its new facility that it leases for $8,819.25 a month.

          (iii) Depreciation and Amortization

     Depreciation and amortization expense increased from $17,661 in year 2000 to $23,614 in year 2001. The slight increase was due to acquisition of office equipment and software by the operating subsidiary.

          (iv) Net Loss per Share

	Net loss per common share was at $0.02 for the twelve months ended December 31, 2001, compared to a net loss per common share of $0.26 for the same period in year 2000. The decrease was attributable mainly to additional issuance of shares by the Registrant.

          (v) Liquidity

     As of December 31, 2001, the Company had an accumulated deficit in the amount of $1,889,349. Investors of the Company advanced funds to the Company for its development and marketing operations. During fiscal year 2001, investors advanced approximately $931,273 that had been canceled in exchange for issuance of 9,214,652 shares of common stock of the Company.

     YFI is presently wholly dependent upon the Georgia WIA contract and does not have sufficient funding to carry it through the first two months to gain income from allowed invoicing procedures.

     The Company believes that its major investors intend to continue providing advances to fund day-to-day operations of the Company and its subsidiaries. In the view of Management, the major investors have adequate financial resources to provide such funds. These advances may initially be recorded as note payable obligations of the Company. The payable balances, as in prior years, may be paid off in the form of additional common shares. The dilution to common shareholders is dependent on the issue price and the amount of advances converted into common shares.

       17 (FORM 10KSB)

     There are no expected material capital expenditures within the next six months. In the short term, the Company's liquidity depends on further capital infusion from investors. In the long term, the Company's liquidity may improve depending on the success of marketing efforts by YFI.

ITEM 7. FINANCIAL STATEMENTS

                FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                           (Development Stage Companies)
                        CONSOLIDATED FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                             PAGE(S)
                                                             -------

INDEPENDENT AUDITORS' REPORT                                    2

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                             3

     Statements of Income                                       4

     Statements of Changes in Stockholders' Deficit             5

     Statements of Cash Flows                                   6

     Notes to Consolidated  Financial Statements              7 - 15

SUPPLEMENTARY INFORMATION

     Schedules of General, Administrative and
     Development Expenses                                       16


                                          1
                                     -17-

       18 (FORM 10KSB)

                           JOSEFINA C. DE LA CRUZ, C.P.A.
                             A Professional Corporation
Josefina C. De la Cruz, CPA                        2700 N Main Street, Suite900
Rebecca Q. Masinsin, CPA                                    Santa Ana, CA 92705
Timothy Vo, CPA                                        Tel. No.  (714) 558-8703
Marissa B. Zacarias, Operation Manager                   Fax   No.(714)558-7940

                            INDEPENDENT AUDITORS' REPORT
Board of Directors
Future Educational Systems, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying balance sheets of Future Educational Systems, Inc. (formerly Island Resources, Inc.) and Subsidiaries (Development Stage Companies), as of December 31, 2001 and 2000 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Future Educational Systems, Inc., as of December 31, 1999 were audited by other auditors whose report dated May 17, 2000 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future Educational Systems, Inc. and Subsidiaries (Development Stage Companies) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #13 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz,
Certified Public Accountant
Santa Ana, California

April 8, 2002

------------------------------------------------------------------------------
          MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS'
                                SEC PRACTICE GROUP
             CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS'
                                TAX PRACTICE GROUP
                                         2
                                     -18-

       19 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                           Consolidated Balance Sheets
                            December 31, 2001 and 2000

                                                          2001        2000
                                                      -----------  -----------
                                      Assets
Current assets
     Cash and cash equivalents                        $    14,851  $     9,197
     Accounts receivable                                    3,198          500
     Other receivables                                     15,835            -
                                                      -----------  -----------
          Total current assets                             33,884        9,697
                                                      -----------  -----------
Property and equipment, net (Note 4)                       63,751       82,165
                                                      ===========  ===========

Other assets
     Deposits                                              12,086        8,248
     Patents, license & trademarks, net (Note 5)           15,600       20,800
                                                      -----------  -----------
          Total other assets                               27,686       29,048
                                                      -----------  -----------
               Total assets                           $   125,321  $   120,910

                       Liabilities and stockholders' deficit
Current liabilities
     Accounts Payable                                     128,642       29,601
     Accrued expenses                                      54,720       27,463
     Income taxes payable                                   5,000        5,000
     Notes payable (Note 6)                               134,809      450,817
     Obligations under capital lease                        4,890        7,952
                                                      -----------  -----------
          Total current liabilities                       328,061      520,833
                                                      -----------  -----------
Minority interests (Note 7)                                     -            -
                                                      -----------  -----------

Stockholders' deficit (Note 8)
     Common stock, $0.01 par value per share,
       50,000,000 shares authorized; 39,893,339
       and 30,580,605 shares issued and outstanding       398,933      305,806
     Paid-in Capital                                    1,287,676      449,530
     Accumulated deficit during development stage      (1,889,349)  (1,155,259)
                                                      -----------  -----------
          Total shareholders' equity                     (202,740)    (399,923)
                                                      -----------  -----------
               Total liabilities and stockholders'
                 deficit                              $   125,321  $   120,910
                                                      ===========  ===========

See accompanying notes and independent auditors' report.
                                         3
                                     -19-

       20 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                       Consolidated Statements of Income

                                    Cumulative
                                    from July 23, 1996
                                    (Date of Corporate
                                    Revival) to
                                    December 31, 2001      2001         2000         1999
                                    ------------------  -----------  -----------  -----------
REVENUE                                $    103,170     $    33,505  $    48,614       21,051

COST OF SALES                               (28,855)        (10,919)        (633)      17,937
                                    ------------------  -----------  -----------  -----------
GROSS PROFIT                                 74,315          22,586       47,981        3,114

OPERATING EXPENSES
     General, administrative and
       development expenses               1,894,646         721,050      279,252       98,257
     Depreciation and amortization           49,317          23,614       17,661        8,042
                                    ------------------  -----------  -----------  -----------
     Total expenses                       1,943,963         744,664      296,913      106,299
                                    ------------------  -----------  -----------  -----------
NET OPERATING LOSS                       (1,869,648)       (722,078)    (248,932)    (103,185)

OTHER INCOME (EXPENSE)
     Interest income                          1,998             364        1,634            -
     Interest expense                       (26,699)        (12,377)     (14,322)           -
                                    ------------------  -----------  -----------  -----------
     Total other expense                    (24,701)        (12,013)     (12,688)           -
                                    ------------------  -----------  -----------  -----------
NET LOSS BEFORE MINORITY INTERESTS       (1,894,349)       (734,091)    (261,620)    (103,185)

NET LOSS ALLOCATED TO MINORITY
  STOCKHOLDERS                                5,000               -        2,000        3,000
                                    ------------------  -----------  -----------  -----------
NET LOSS FOR THE PERIOD                $ (1,889,349)    $  (734,091) $  (259,620) $  (100,185)
                                    ------------------  -----------  -----------  -----------
Basic earnings per share
     Net loss per common share                          $     (0.02) $     (0.26) $     (2.59)
                                                        -----------  -----------  -----------
     Weighted average shares
       outstanding                                       33,851,913    1,010,575       38,707
                                                        -----------  -----------  -----------

 See accompanying notes and independent auditors' report.
                                         4
                                     -20-

       21 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
           Consolidated Statement of Changes of Shareholders' Deficit
   For The Period July 23, 1996 (Date of Corporate Revival) to December 31, 2001

                                                                                      Total
                                    Common Stock           Paid-in    Accumulated  Stockholders'
                                  Shares      Amount       Capital      Deficit     (Deficit)
                               -----------  -----------  -----------  -----------  -----------
Balances, July 23, 1996         19,000,000  $   190,000  $   565,336  $  (754,336) $     1,000

Net loss for the year ended
  December 31, 1996                                   -            -       (5,200)      (5,200)
                               -----------  -----------  -----------  -----------  -----------
Balances, December 31, 1996     19,000,000      190,000      565,336     (759,536)      (4,200)

Net loss  for the year ended
  December 31, 1997                                   -            -            -            -
                               -----------  -----------  -----------  -----------  -----------
Balances, December 31, 1997     19,000,000      190,000      565,336     (759,536)      (4,200)

Net loss  for the year ended
  December 31, 1998                                   -            -      (35,917)     (35,917)
                               -----------  -----------  -----------  -----------  -----------
Balances, December 31, 1998     19,000,000      190,000      565,336     (795,453)     (40,117)

Net loss  for the year ended
  December 31, 1999                                   -            -     (100,185)    (100,185)
                               -----------  -----------  -----------  -----------  -----------
Balances, December 31, 1999     19,000,000      190,000      565,336     (895,638)    (140,302)

Retroactively stated to reflect
  1 to 500 reverse stock split
  (rounded to nearest
  fractional)
  shares) on April 3, 2000     (18,961,293)    (189,613)     189,613            -            -
                               -----------  -----------  -----------  -----------  -----------
                                    38,707          387      754,949     (895,638)    (140,302)
Retroactively stated to reflect
  1 to 15 forward stock split
  on September 22, 2000            541,898        5,419       (5,419)           -            -

Issuance of 30 million shares
  of stock in exchange for 15
  million shares of stock of
  Your Future Holdings, Inc.
  on December 22, 2000          30,000,000      300,000     (300,000)           -            -

Net loss for the year ended,
  December 31, 2000                                                      (259,620)    (259,620)
                               -----------  -----------  -----------  -----------  -----------
Balances, December 31, 2000     30,580,605      305,806      449,530   (1,155,258)    (399,922)

Issuance of 6 million shares
  of stock @ $0.10 for
  $600,000 in exchange for
  debt cancellation on July
  27, 2001                       6,000,000       60,000      540,000            -      600,000

Issuance of 2,610,890 shares
  @ $0.10 for $261,089, in
  exchange for debt
  cancellation on September
  28, 2001                       2,610,890       26,109      234,980            -      261,089

Issuance of 701,844 shares of
  stock @ $0.10 per share on
  December 31, 2001                701,844        7,018       63,166                    70,184

Net loss for the year ended
  December 31, 2001                                                      (734,091)    (734,091)
                               -----------  -----------  -----------  -----------  -----------
Balances, December 31, 2001     39,893,339  $   398,933  $ 1,287,676  $(1,889,349) $  (202,740)
                               ===========  ===========  ===========  ===========  ===========

See accompanying notes and independent auditors' report
                                         5
                                     -21-

       22 (FORM 10KSB)
               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                      Consolidated Statements of Cash Flows

                                               Cumulative
                                           from July 23, 1996
                                           (Date of Corporate
                                               Revival) to  		December 31,
                                               December 31,     -------------------------------------
                                                   2001              2001        2000         1999
                                            ------------------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                   $(1,889,349)    $  (734,091) $  (259,620) $  (100,185)
     Adjustment to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                 49,439          23,614       17,661        8,042
       Minority interest in net loss of
         subsidiaries                                (5,000)              -       (2,000)      (3,000)
       Decrease (Increase) in:
            Accounts receivable                     (19,032)        (18,532)        (500)           -
            Other assets                            (38,087)         (3,838)      (6,726)           -
       Increase (decrease) in:
            Accounts payable                        107,302          99,041       29,601            -
            Accrued expense                          59,719          27,257       11,764       20,678
                                            ------------------  -----------  -----------  -----------
     NET CASH USED BY OPERATING ACTIVITIES       (1,735,008)       (606,549)    (209,820)     (74,465)
                                            ------------------  -----------  -----------  -----------
CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of property and equipment            (101,148)                     (76,789)     (24,359)
     Purchase of software license                   (26,000)              -      (26,000)           -
                                            ------------------  -----------  -----------  -----------
     NET CASH USED BY INVESTING ACTIVITIES         (127,148)              -     (102,789)     (24,359)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (payments of) notes
       payable                                    1,791,933         545,081      320,100       90,578
     Proceeds from (payments of) capital
       lease obligation                               4,890          (3,062)           -        7,952
     Proceeds from issuance of common stock          75,184          70,184        2,000            -
                                            ------------------  -----------  -----------  -----------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                 1,872,007         612,203      322,100       98,530

NET INCREASE (DECREASE) IN CASH                       9,851           5,654        9,491         (294)

CASH, BEGINNNG OF PERIOD                              5,000           9,197         (294)           -
                                            ------------------  -----------  -----------  -----------
CASH, END OF PERIOD                             $    14,851     $    14,851  $     9,197  $      (294)
                                            ==================  ===========  ===========  ===========
Supplemental disclosure of cash flow
  information:
  Cash paid during the year for:
     Interest                                   $    26,699     $    12,377  $    14,322  $         -
     Income taxes                                         -               -            -            -
Supplemental disclosure for non-cash
  financing activities:
  Additional common stock was issued
     upon conversion of notes payable           $   861,089     $   861,089  $         -  $         -

See accompanying notes and independent auditors' report.
                                         6
                                     -22-

       23 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The accompanying consolidated financial statements include the accounts of Future Educational Systems, Inc. ("FESI"), formerly known as Island Resources, Inc., and its Subsidiaries, Learning Programs, Inc. ("LPI") formerly Your Future Holdings, Inc. and Your Future, Inc. ("YFI") collectively referred to as "the Company." LPI is 100% owned subsidiary
and YFI is a 70% subsidiary of LPI.   FESI has been in the development
stage since inception, and has no history of operations and revenue.

Future Educational Systems, Inc. was originally incorporated as Programmed Bookkeeping Systems, Inc. ("PBSI") on September 18, 1968 under the laws of the State of New York. PBSI was changed to Island Resources, Inc. ("ISI") effective December 6, 1983. The ISI's corporate charter was voided on September 25, 1991 for non-payment of state taxes. The corporate charter was revived by re-incorporation effective July 23, 1996. FESI has been a dormant corporation for several years until it was revived in 1996.

On November 20, 2000, Island Resources, Inc., New York (New York ISI) merged with Island Resources, Inc. in Nevada (Nevada ISI). Nevada ISI was incorporated on July 19, 2000 and became the surviving company on November 20, 2000, the effective date of the merger. The company's name was then changed from Island Resources Inc. to Future Educational Systems, Inc.

Your Future Holdings, Inc. (now Learning Programs, Inc.) was incorporated on January 24, 2000 under the laws of the State of Nevada. The name change became effective on December 18, 2001 upon amendment of its articles of incorporation. Other than the issuance of stocks to its original shareholders and acquisition of 70% of Your Future, Inc., a development stage company, Learning Programs, Inc. has no operations and revenues as of December 31, 2001.

Your Future, Inc. (YFI) was organized under the laws of the State of South Carolina on June 4, 1997 and conducts business from its headquarters in North Charleston, South Carolina. YFI is the only company that has operations. Your Future Inc., markets training products and services to individuals which are focused on enhancing personal development, job performance, career shifts, and entry into the workforce. Emphasis is on Life Skills and Basic Skills, Computer Applications, Computer Programming, Software and Hardware Certification. YFI also provides ancillary products and services to corporate clients in the areas of Custom Interactive CDROM; Safety, Health and Compliance including Behavioral Based Loss Control; Videography, and Foreign Language Products. YFI does not have sufficient source of revenue to cover its operating expenses and therefore as of report date, YFI is still classified as a development stage company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy
--------------------
The company has adopted the provisions of Accounting Research Bulletin No. 51 (ARB 51), "Consolidated Financial Statements," as amended by Statement of Financial Accounting Standard No. 94 (SFAS
94), "Consolidation of All Majority-Owned Subsidiaries" for its consolidation guidelines whereby a parent company that has a controlling financial interest represented by direct or indirect ownership of more than 50% voting interest be consolidated

                                         7
                                     -23-

       24 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

except those in which (a) control of the subsidiary is temporary or
(b) significant doubt exists regarding the parent's ability to control the subsidiary.

The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate share of profits and losses based on its percentage interest in earnings of companies 50% or less owned.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents for purpose of reporting cash flows.

Property and equipment
----------------------
Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets, as follows:

                                        Years
                                        -----
     Building and improvements            32
     Furniture and equipment            5 - 7
     Transportation and equipment       5 - 18
     Software                             3

Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

Intangible Assets
-----------------
Intangible assets consist of patent licenses and trademarks, and un-amortized loan fees. Intangible assets are amortized on the straight-line basis over their estimated useful lives or contractual lives as follows:



                                         8
                                     -24-

       25 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

     Trademark                         10 years
     Patent                            10 years
     Licenses                           5 years

Year End
--------
FESI and its Subsidiaries have selected December 31 as their year-end.

Income Taxes
------------
Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Research and Development Costs
------------------------------
All research and development (R&D) costs are expensed in the period incurred in accordance with Statement of Financial Accounting Standards No. 2 (SFAS 2). Additionally, assets used in R&D activity, such as equipment, facilities, and patents that have alternative future uses in other R&D activities or otherwise are capitalized. Depreciation and amortization on such capitalized R&D-related assets is charged to R&D expense. All expenditures in conjunction with an R&D project, including personnel costs, materials, equipment, facilities, and intangibles, for which the Company has no alternative future use beyond the specific project for which the items were purchased, are expensed. Indirect costs, including general and administrative expenses, which are directly related to the R&D project, are also expense when incurred.

Reporting on Costs of Start-Up Activities
-----------------------------------------
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expended as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.


Derivative Instruments
----------------------
Statements of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the

                                         9
                                     -25-

       26 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

statement of financial position and measure them at fair value.
SFAS 133 also addresses the accounting for certain hedging activities. The Company currently does not have any derivative instrument nor is it engaged in hedging activities, thus the company does not believe implementation of SFAS 133 will have a material impact on its financial statement presentation or disclosures.

Stock-based Compensation
------------------------
Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, (APB 25), "Accounting for Stock Issued to Employees". The Company has chosen to account for employee stock-based compensation using APB 25.

Comprehensive Income
--------------------
The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." On January 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements.

Earnings Per Share
------------------
Basic earnings per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants, and convertible securities, unless the effect is to reduce a loss or increase earnings per shares.

Advertising Costs
-----------------
Advertising costs are charged to operations when incurred.

Segment Reporting
-----------------
The company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" on January 1, 1998. The Company's results of operations and financial position were not affected by implementation of SFAS 131 as it operates in only one segment.


                                         10
                                     -26-

       27 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at December 31:

                                      2001          2000
                                   -----------  ------------
     Classroom Furniture           $    19,074  $     19,074
     Computer                           50,361        50,361
     Office Equipment                   31,713        31,713
                                   -----------  ------------
                                       101,148       101,148
     Accumulated Depreciation          (37,397)      (18,983)
                                   -----------  ------------
     Property and Equipment, Net   $    63,751  $     82,165
                                   ===========  ============

Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $ 18,414 and $12,461, respectively.

NOTE 5 - PATENT, LICENSES, AND TRADEMARKS

YFI has obtained a license agreement as an authorized learning center for PACE Learning Systems, Inc. at a cost of $26,000, which is amortized for five (5) years.

	At December 31, 2001 and 2000 license fee are as follows:

                                       2001         2000
                                   -----------  ------------
     License Fee                   $    26,000  $     26,000
     Accumulated Amortization          (10,400)       (5,200)
     License Fee, Net              $    15,600  $     20,800

Amortization expense for the years ended December 31, 2001 and 2000 amounted to $5,200 for each year.


NOTE 6 - NOTES PAYABLE

Investors have advanced funds to FESI. These notes are non-interest bearing and payable on demand for $13,900. The notes payable under YFI are notes payable to shareholders, on demand at 9% annual interest. Accrued interest at December 31, 2001 and 2000 are $5,882 for each year.

At December 31, 2001 and 2000 notes payable by the Company are:

                            FESI                      YFI                      Total
                  ----------------------------------------------------------------------------
                      2001         2000         2001         2000        2001         2000
                  -----------  -----------  -----------  -----------  -----------  -----------
Notes payable to
  investors       $     4,092  $   320,000  $   130,717  $   130,817  $   134,809  $   450,817

                                         11
                                     -27-

       28 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
        	                  (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE 7 - MINORITY INTERESTS

On March 28, 2000, a stock agreement with conditional promissory note was entered between LPI and YFI. LPI acquired approximately 70% of YFI's total issued and outstanding shares consisting of eight million seven hundred fifty thousand (8,750,000) shares for one million dollars ($1,000,000). The business combination was accounted for under a pooling of interest. Under the pooling of interest method, the historical costs of the separate companies' assets and liabilities are combined and became the recorded amounts of the company's assets and liabilities. The combining companies' stockholders' equity accounts are also combined. Terms and conditions of the agreement are:

Initial payment was three hundred twenty thousand dollars ($320,000),the balance of six hundred eighty thousand ($680,000) is payable in installments as set forth in the agreement starting January 31, 2001 until November 30, 2001. The obligation is represented by a non-interest bearing promissory note, the full payment of which was due November 30, 2001. Negotiations are in process for the extension and revision of the stock purchase agreement.

At December 31, 2001, the balance of the conditional note receivable by YFI is $242,159. Other than the minority interest below, all the inter-company accounts, including this promissory note, have been eliminated.

Minority interests in YFI consist of 30% of its issued and outstanding common shares. At December 31, 2000, minority interests consist of:

                                      2001          2000
                                   -----------  ------------
     Common stock, no par value    $     5,000  $      2,000
     Accumulated deficit                (5,000)       (2,000)
                                   -----------  ------------
     Total minority interests      $         -  $          -

The majority interest absorbed the entire accumulated deficit attributed to the minority interest in excess of the balance of the capital stock pursuant to Accounting Research Bulletin No. 51 (ARB 51), paragraph 15. If future earnings will materialize, the majority interest will be credited to the extent of such losses previously absorbed.


NOTE 8 - STOCKHOLDERS' DEFICIT

The authorized common stock of Future Educational Systems, Inc. consists of 50,000,000 shares with $0.01 par value per share.

As of December 31, 1999, there were 19,000,000 shares issued and outstanding, retroactively restated to reflect a 1:500 reverse stock split as of April 3, 2000. After the reverse stock split, total shares outstanding as restated are 38,707 shares.

                                         12
                                     -28-

       29 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

On September 22, 2000, a 15 to 1 forward stock split was affected on the issued and outstanding shares of 38,807 shares resulting to a restated number of shares of 580,605.

On December 22, 2000, Future Educational Systems, Inc. entered into a
stock exchange agreement with Your Future Holdings, Inc.   Under the
agreement, FESI exchanged 30,000,000 of its common shares for 15,000,000 of LPI's common shares, representing 100% of LPI's issued and outstanding shares.

On December 22, 2000, a stock purchase agreement was entered between Your Future Holdings, Inc. and Your Future, Inc. Under the agreement, LPI purchased 8,750,000 common shares of YFI, which represent 70% of the total issued and outstanding shares of YFI, at a purchase price of $1,000,000. As stated on Note 7, balance payable at December 31, 2001 is $241,159.

On July 27, 2001, a stock purchase agreement was entered between Future Educational Systems, Inc. and Asean Commercial Holdings, Ltd. whereby FESI issued six million shares of its common stock to Asean Commercial Holdings, Ltd. in exchange for $600,000 cancellation of debt. On September 28, 2000, 6 million common shares were issued in exchange for the cancellation of $600,000 debt. Additionally, on September 28, 2001, 2,610,890 common shares were issued for $261,089 representing cancellation of note payable to Ridgeway Commercial Ventures, Limited.

On December 31, 2001 a stock purchase agreement was entered between Future Educational Systems, Inc. and Clayport Investment Limited whereby FESI issued 701,844 shares of its common stock in exchange for cancellation of debt amounting to $70,184.

At December 31, 2001 total common shares issued and outstanding is 39,893,339 shares which are designated as follows:

     Free Trade shares                  508,020
     Regulation S shares             33,312,734
     Restricted shares                6,072,585
                                     ----------
          Total                      39,893,339
                                     ==========

NOTE 9 - INCOME TAXES

There is no provision for federal and state income taxes for the year ended December 31, 2001 and 2000 due to the net loss sustained during the period.

The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as

                                         13
                                     -29-

       30 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

to the utilization of net operating loss carry-forwards, a valuation allowance has been made to the extent of any tax benefit that net - operating losses may generate.

The Company's total deferred tax asset as of December 31, 2001 and 2000 is as follows:

                                                    2001         2000
                                                 -----------  -----------
     Estimated Net Operating Loss Carry Forward  $ 1,889,349  $ 1,155,258
                                                 -----------  -----------
     Estimated Current Tax Asset Value of Net
       Operating Loss Carry Forwards at Current
       Prevailing Federal Tax Rate               $   283,500  $   173,300
     Valuation Allowance                            (283,500)    (173,300)
                                                 -----------  -----------
     Net Deferred Tax Asset                      $         -  $         -
                                                 ===========  ===========
     Current Income Tax Expense                  $         -  $         -
                                                 ===========  ===========
     Deferred Income Tax  Benefit                $         -  $         -
                                                 ===========  ===========

NOTE 10 - COMMITMENTS

On August 1, 2000 Your Future, Inc. entered into a lease agreement to lease office and training facility under a five-year lease agreement, expiring on July 31, 2005. Future minimum rental payments are as follows:

          Year Ending       Lease
          December 31,   Commitments
          ------------   -----------
          2002           $   104,646
          2003               108,255
          2004               108,255
          2005                63,149
                         -----------
          Total          $   384,305
                         ===========

YFI's rent expense amounted to $106,965 AND $49,512, respectively, for years ended December 31, 2001 and 2000.

                                         14
                                     -30-

       31 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 13 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statement shows that current liabilities exceed current assets by approximately $264,500 and 439,000 on December 31, 2001 and 2000. Your Future, Inc. is the only subsidiary that has operations. Although YFI generates revenue from its operations, YFI is continually suffering from financial losses since its inception. YFI has yet to expand its market to generate profit.

FESI and LPI do not have established source of revenues sufficient to cover their operating costs and continue as a going concern. Current sources of funds for operating costs of the Company include periodic funding of and advances from its investors. Funding from investors has been set for a specified period. After such period expires, the Company's only source of fund would be advances from its investors.


NOTE 14 - CONTINGENCY

In the fourth quarter of 2001, three separate lawsuits were filed against Your Future, Inc. by three (3) shareholders who were formerly employees of YFI. The cases filed were allegations of breach of contract, violation of South Carolina Payment of Wages Act and a suit on promissory note. The aforementioned cases were incident to the company's downsizing cost reduction, and subsequent termination of employment of the three employees. As of report date, the cases are pending and the ultimate outcome of these litigations are unknown at this time.









                                         15
                                     -31-

       32 (FORM 10KSB)

               FUTURE EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
          SCHEDULES OF GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

                        Cumulative from               December 31,
                         Inception to     -------------------------------------
                       December 31, 2001      2001         2000        1999
                       -----------------  -----------  -----------  -----------
Service contract fees     $   350,490     $   150,440  $    40,833  $         -
Salaries & wages              303,532         180,315      123,217            -
Rent                          266,936         137,315       50,012            -
Professional fees             232,128         104,080        8,635            -
Development expenses          511,425          71,254       24,279       97,457
Taxes & licenses               27,108          17,483          825          800
Office expenses                64,339          18,300       14,197            -
Travel expenses                66,910          22,113        4,993            -
Telephone                      59,662          13,535        6,362            -
Bank charges                    7,668           2,755        4,913            -
Dues & subscription             3,601           3,035          566            -
Insurance                         846             426          420            -
                       -----------------  -----------  -----------  -----------
                          $ 1,894,646     $   721,051  $   279,252  $    98,257
                       =================  ===========  ===========  ===========



See accompanying notes and independent auditors' report.

                                         16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Brad B. Haynes, C.P.A., was previously the principal accountant for the Company. On July 15, 2000, Brad B. Haynes, CPA's appointment as independent accountant was terminated and the Company engaged Josefina
C. dela Cruz, CPA, a Professional Corporation, as the Company's independent accountants.

     The Company's Board of Directors approved the decision to change accountants. The opinions of Brad B. Haynes, CPA, on the balance sheet of the Company for the years ended December 31, 1999, the statement of operations, shareholder's deficit, and cash flows for the Company for the year then ended, December 31, 1999, did not contain any adverse opinions or disclaimers or opinions, or modifications as to uncertainty, audit scope or accounting principles.

     There were no disagreements between the Company and Brad B. Haynes, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Haynes would have caused it to make reference in the subject matter of the disagreements in connection with its reports.

       33 (FORM 10KSB)

     On August 30, 2001, Josefina de la Cruz, CPA, A Professional Corporation, 2700 North Main St., Suite 900, Santa Ana, CA 92705 has been engaged to audit registrant's financial statements for the fiscal years ended December 31, 2000 and 2001. There were no disagreements with the current auditor, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     Josefina De La Cruz, C.P.A., a Professional Corporation, is a member of the American Institute of Certified Public Accountants' SEC Practice Group, California Society of Certified Public Accountants' Tax Practice Group.

     The opinions of Josefina C. de la Cruz, CPA, PC, on the financial statements of the Company for the years ended December 31, 2000 and 2001 contain a going concern opinion. Other than the going concern opinion, the financial statements do not contain any other adverse opinions or disclaimers, or opinions or modifications as to uncertainty, audit scope or accounting principles.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (A) DIRECTORS, EXECUTIVE OFFICERS

     The directors and officers (and promoters, affiliates and control persons) of the Company are as follows:

     Name                  Age         Position
     ----------------------------------------------------
     Gilbert Cheang        42          Director/President
     Nenita Roses          46          Director
     Moises Villanueva     38          Director/Treasurer
     Roy Rayo              35          Secretary

     The following table sets forth the name, address and position of each executive officer and director of the Issuer as of the date hereof:

       34 (FORM 10KSB)

<CAPTION
     Name                 Position              Address
     -----------------------------------------------------------------
     Gilbert Cheang       Director & President  1801 Ave. of the Stars
                                                6th Flr. #6079
                                                Los Angeles, CA 90067

     Nenita Roses         Director              1801 Ave. of the Stars
                                                6th Flr. #6079
                                                Los Angeles, CA 90067

     Moises Villanueva    Director & Treasurer  1801 Ave. of the Stars
                                                6th Flr. #6079
                                                Los Angeles, CA 90067

     Roy Rayo             Secretary             1801 Ave. of the Stars
                                                6th Flr. #6079
                                                Los Angeles, CA 90067

     The principal occupation and business experience during the last five years for each of the present directors and executive officers of the Issuer are as follows:

     Mr. Gilbert Cheang has a Master's Degree in Business Administration from the University of Dallas in Irving, Texas. From November 1987 to December 1989, Mr. Cheang served as Cash Manager and Investor Reporter for Aspen Mortgage Company in Dallas, Texas. Subsequently, Mr. Cheang served as Financial Analyst for AccuBanc Mortgage Corp. in Dallas, Texas, from January 1990 to December 1992. Accubanc Mortgage Corp. is involved in investor reporting and US Federal Housing Authority & Veterans Administration foreclosure claims. Mr. Cheang worked as Proprietor of Daet Rizal Lumber from January 1992 to June 1996. Since July 1996, he has served as General Manager and Proprietor of GAPCO Market Resources, a company dealing primarily with different Philippine cement manufacturers.

     Mr. Roy Rayo was an associate at SyCip Salazar Hernandez & Gatmaitan in Makati City, Metro Manila, Philippines, from September 1997 through May 2000. At this firm, he assisted in prosecution and maintenance of trademark applications and registrations. From June 2000 to present, he has acted as consultant for U.R. Capital, Inc. and Global Prime Consulting, Inc. From April through August 1997, Mr. Rayo was a law clerk in the Circuit Court of the Second Circuit in Maui, Hawaii. From January through March 1997, Mr. Rayo served as legal analyst for the House of Representatives of the State of Hawaii. From June through July 1994, Mr. Rayo was an intern at the United Nations Economic and Social Commission for Asia and the Pacific, Bangkok, Thailand.

       35 (FORM 10KSB)

     Ms. Nenita Roses has been president of Reflections Salon from 1992 to the present. Reflections Salon is a facial and body aesthetics enhancement facility.

     Mr. Moises Villanueva has been tax manager of the accounting firm Laya Mananghaya & Co. based in Manila since January 1999. From October 1997 to December 1998, he was senior manager at the accounting firm Joaquin Cunanan & Co. He also served as tax partner at Diaz Murillo Dalupan accounting firm from January 1996 to October 1997.

     The officers and directors may be deemed parents and promoters of the Issuer as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Issuer serve at the will of the Board of Directors.

     The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by the Company. Accordingly, conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a policy of requiring a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's business operations.

     The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

     (B)  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company has no class of equity securities registered pursuant to
Section 12 of the Exchange Act (15 U.S.C. 781). Accordingly, Section 16(A) of the Exchange Act does not apply.

       36 (FORM 10KSB)

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation paid or awarded to all officers and directors of the Company.

Name and                                                          All Other
Principal Position     Year       Salary        Bonus           Compensation
------------------     ----       ------        -----           ------------
Gilbert Cheang         2001       None          None               None
(President & Director)

Nenita Roses           2001       None          None               None
(Director)

Moises Villanueva      2001       None          None               None
(Treasurer & Director)

Roy Rayo               2001       None          None               None
(Secretary)

     During the last three calendar years, none of the Company's officers and directors received compensation for their services rendered to the Company. During the same period, the Company did not accrue compensation for any such persons pursuant to any agreement or otherwise. The aggregate amount of other personal benefits is less than $50,000.

     No remuneration has been paid to or is contemplated for officers and directors except reimbursement for out-of-pocket expenditures for activities on the Issuer's behalf. None of the officers and directors anticipates devoting more than 10% of his or her time to Issuer activities.

     The Company has no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its officers and directors.

     None of the officers or directors of the Company own any securities of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five (5%) percent of the Company as of December 31, 2001.

       37 (FORM 10KSB)

            Name and Amount and
            Address of                     Nature of
Title of    Beneficial                     Beneficial  Percent
Class       Owner                          Owner       of Class
--------    -----------------------------  ----------  ----------
Common      Ridgeway Commercial            17,610,890  44.1%
            Ventures Ltd.
            60 Market Square
            PO Box 634
            Belize City, Belize

            Asean Commercial Holdings Ltd.
            2402 Bank of America Tower     21,000,000  52.64%
            15 Harcourt Road
            Central Hong Kong

     The sole officer and director of Ridgeway Commercial Ventures Ltd. is Rolan Cubillas. The sole officer and director of Asean Commercial Holdings Ltd. is Anthony Sarmiento.

     (B) SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

                  Name and                  Amount and
                  Address of                Nature of
                  Beneficial                Beneficial             Percent
Title of Class       Owner                     Owner               of Class
--------------    ----------                -----------           ---------
Common            Gilbert Cheang                  0                   0%

Common            Nenita Roses                    0                   0%

Common            Moises Villanueva               0                   0%

Common            Roy Rayo                        0                   0%

Common            All Officers and                0                   0%
                  Directors as a Group
                  Four [4] individuals)

       38 (FORM 10KSB)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS

     Exhibit 1.1	Stock Purchase Agreement with Asean Commercial Holdings
Ltd.  dated July 27, 2001.

     Exhibit 1.2	Stock Purchase Agreement with Ridgeway Commercial Ventures
Ltd. dated September 28, 2001

     Exhibit 1.3	Stock Purchase Agreement with Clayport Investments Limited
dated December 31, 2001

     (B) REPORTS ON FORM 8-K

     There were no reports on Form 8-K that were filed during the last quarter of the period covered by this report.


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 15, 2002                      Future Educational Systems, Inc.
                                           (Registrant)

                                               /SIGNATURE/
                                           By ______________________________
                                              Gilbert Cheang
                                              President

       39 (FORM 10KSB)




Exhibit 1.1

Stock Purchase Agreement with Asean Commercial Holdings
Ltd. dated July 27, 2001.

Exhibit 1.2

Stock Purchase Agreement with Ridgeway Commercial Ventures
Ltd. dated September 28, 2001

Exhibit 1.3

Stock Purchase Agreement with Clayport Investments Limited dated December 31, 2001