Form 10QSB
period 2002-03-31
FUTURE EDUCATIONAL SYSTEMS INC
filed 2002-05-24
CIK 1162455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-33365

FUTURE EDUCATIONAL SYSTEMS, INC.

(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4871102 (I.R.S. Employer Identification No.)

1801 Avenue of the Stars, 6th Floor #6079 Los Angeles, California (Address of principal executive offices)	90067 (Zip code)

Registrant's telephone number: (310) 284-5992

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
On March 31, 2002, there were outstanding 39,893,339 shares of the Registrant's common stock, $0.01 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

(Return to top.)

- TABLE OF CONTENTS -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE OF GENERAL, ADMINISTRATIVE & DEVELOPMENT EXPENSES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE BY SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

(Return to top.)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY INFORMATION
March 31, 2002
(Unaudited)

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

TABLE OF CONTENTS

PAGE(S)
INDEPENDENT ACCOUNTANTS' REVIEW REPORT	1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	2

Statements of Operations	3

Statement of Changes in Stockholders' Deficit	4

Statements of Cash Flows	5

Notes to Financial Statements	6 - 14

SUPPLEMENTARY INFORMATION

Consolidated Schedules of General, Administrative and Development Expenses	15

(Return to top.)

JOSEFINA C. DE LA CRUZ, C.P.A.
A Professional Corporation

Josefina C. de la Cruz, CPA Rebecca Q. Masinsin, CPA Tomothy Vo, CPA Marissa B. Zacarias, Operations Manager	2700 N Main Street, Suite 900 Santa Ana, CA 92705 Tel. No. (714) 558-8703 Fax No. (714) 558-7940

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
Future Educational Systems, Inc.
(formerly Island Resources, Inc.) and Subsidiaries
Los Angeles, California

We have reviewed the accompanying consolidated balance sheet of Future Educational Systems, Inc. (formerly Island Resources, Inc.) and Subsidiaries (Development Stage Companies) as of March 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Future Educational Systems, Inc. (formerly Island Resources, Inc.) and Subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has no established source of revenue, suffered recurring losses from operations and has a net capital deficiency. These raise substantial doubts about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz, CPA
A Professional Corporation
Santa Ana, California

May 14, 2002

MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS SEC PRACTICE GROUP CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS TAX PRACTICE GROUP

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$617	$14,851
Accounts receivable	3,198	3,198
Other receivables	19,243	15,835

Total current assets	23,058	33,884

PROPERTY & EQUIPMENT, net (Note 3)	59,325	63,751

OTHER ASSETS
Deposits	12,086	12,086
Patents, licenses & trademarks, net (Note 4)	14,300	15,600

Total other assets	26,386	27,686

TOTAL ASSETS	$108,769	$125,321

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$132,892	$128,642
Accrued expenses	55,183	54,720
Income taxes payable	5,000	5,000
Capital lease payable, current portion	3,861	4,890
Notes payable (Note 5)	238,146	134,809

Total current liabilities	435,082	328,061

MINORITY INTEREST (Note 6)	-	-

STOCKHOLDERS' DEFICIT (Note 7)
Common Stock, $0.01 par value per share, 50,000,000 shares authorized; 39,893,339 shares issued and outstanding	398,933	398,933
Paid-in Capital	1,287,676	1,287,676
Accumulated deficit during development stage	(2,012,922)	(1,889,349)

Total stockholders' equity (deficit)	(326,313)	(202,740)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$108,769	$125,321

See accompanying notes and independent accountants' review report.

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative from July 23, 1996 (Date of Corporate Revival) to March 31, 2002
		For the three months ended
		March 31, 2002	March 31, 2001

Revenue
Sales	$106,972	$3,802	$17,602
Cost of sales	(28,855)	-	4,361

Gross profit	78,117	3,802	13,241

Operating expenses
General, administrative and development expenses	2,013,354	118,708	146,358
Depreciation and amortization	55,043	5,726	5,905

Total operating expenses	2,068,397	124,434	152,263

Net operating loss	(1,990,280)	(120,632)	(139,022)

Other income (expense)
Interest income	1,998	-	4,004
Interest expense	(29,640)	(2,941)	(3,105)

Net loss before minority interest	(2,017,922)	(123,573)	(138,123)

Minority interest's share of net loss	5,000	-	-

Net loss for the period	$(2,012,922)	$(123,573)	$(138,123)

Basic earnings per share

Net loss per common share		$(0.00)	$(0.00)

Weighted average shares outstanding		39,893,339	30,580,605

See accompanying notes and independent accountants' review report

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period July 23, 1996 (Date of Corporate Revival) to March 31, 2002

					Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, July 23, 1996 (Date of
Corporate Revival)	19,000,000	$190,000	$565,336	$(754,336)	$1,000

Net loss for the year ended December 31, 1996	-	-	-	(5,200)	(5,200)

Balances, December 31, 1996	19,000,000	190,000	565,336	(759,536)	(4,200)

Net loss for the year ended December 31, 1997	-	-	-	-	-

Balances, December 31, 1997	19,000,000	190,000	565,336	(759,536)	(4,200)

Net loss for the year ended December 31, 1998	-	-	-	(35,917)	(35,917)

Balances, December 31, 1998	19,000,000	190,000	565,336	(795,453)	(40,117)

Net loss for the year ended December 31, 1999	-	-	-	(100,185)	(100,185)

Balances, December 31, 1999	19,000,000	190,000	565,336	(895,638)	(140,302)

Retroactively stated to reflect 1 to 500
reverse stock split (rounded to
nearest fractional shares) on April 3, 2000	(18,961,293)	(189,613)	189,613	-	-

	38,707	387	754,949	(895,638)	(140,302)

Retroactively stated to reflect 1 to 15
forward stock split on September 22, 2000	541,898	5,419	(5,419)	-	-

Issuance of 30 million shares of stock in
exchange for 15 million shares of stock
of Your Future Holdings, Inc. on
December 22, 2000	30,000,000	300,000	(300,000)	-	-

Net loss for the year ended December 31, 2000	-	-	-	(259,620)	(259,620)

Balances, December 31, 2000	30,580,605	305,806	449,530	(1,155,258)	(399,922)

Issuance of 6 milliion shares of stock @$0.10 for
$600,000 in exchange for debt cancellation
on July 27, 2001	6,000,000	60,000	540,000	-	600,000

Issuance of 2,610,890 shares of stock @ $0.10
for $261,089 in exchange for debt cancellation
on September 28, 2001	2,610,890	26,109	234,980	-	261,089

Issuance of 701,844 shares of stock @ $0.10
per share on December 31,2001	701,844	7,018	63,166	-	70,184

Net Loss for the year ended December 31, 2001	-	-	-	(734,091)	(734,091)

Balances, December 31, 2001	39,893,339	398,933	1,287,676	(1,889,349)	(202,740)

Net Loss for the three months ended
March 31, 2002 (unaudited)	-	-	-	(123,573)	(123,573)

Balances, March 31, 2002	39,893,339	$398,933	$1,287,676	$(2,012,922)	$(326,313)

See accompanying notes and independent accountants' review report.

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative from July 23, 1996 (Date of Corporate Revival) to March 31, 2002	For the three months ended
		March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,012,922)	$(123,573)	$(105,502)
Adjustment to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	55,165	5,726	5,905
Minority interest in net loss of subsidiaries	(5,000)	-	(32,621)
Increase in:
Accounts receivable	(19,032)	-	(8,700)
Other assets	(41,495)	(3,408)	-
Increase (decrease) in:
Accounts payable	111,552	4,250	(4,900)
Accrued liabilities	60,182	463	3,738

NET CASH USED IN OPERATING ACTIVITIES	(1,851,550)	(116,542)	(142,080)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(101,148)		-
Purchase of software license	(26,000)	-	(77)

NET CASH USED IN INVESTING ACTIVITIES	(127,148)	-	(77)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	75,184	-	-
Proceeds from notes payable	1,895,270	103,337	214,462
Proceeds from (payments of) capital lease	3,861	(1,029)	(2,482)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,974,315	102,308	211,980

NET INCREASE (DECREASE) IN CASH	(4,383)	(14,234)	69,823

CASH AT BEGINNING OF PERIOD	5,000	14,851	9,097

CASH AT END OF PERIOD	$617	$617	$78,920

See accompanying notes and independent accountants' review report.

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The accompanying consolidated financial statements include the accounts of Future Educational Systems, Inc. ("FESI"), formerly known as Island Resources, Inc., and its Subsidiaries, Learning Program, Inc. ("LPI") formerly Your Future Holdings, Inc. and Your Future, Inc. ("YFI") collectively referred to as "the Company". LPI is a 100% owned subsidiary and YFI is a 70% subsidiary of LPI. FESI has been in the development stage since inception, and has no history of operations and revenue.

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

Your Future Holdings, Inc. (now Learning Programs, Inc.) was incorporated on January 24, 2000 under the laws of the State of Nevada. The name change became effective on December 18, 2001 upon amendment of its articles of incorporation. Other than the issuance of stocks to its original shareholders and acquisition of 70% of Your Future, Inc., a development stage company, Learning Programs, Inc. has no operations and revenues as of March 31, 2002.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy

The company has adopted the provisions of Accounting Research Bulletin No. 51 (ARB 51), "Consolidated Financial Statements," as amended by Statement of Financial Accounting Standard No. 94 (SFAS 94), "Consolidation of All Majority-Owned Subsidiaries" for its consolidation guidelines whereby a parent company that has a controlling financial interest represented by direct or indirect ownership of more than 50% voting interest be consolidated, except those in which (a) control of the subsidiary is temporary or (b) significant doubt exists regarding the parent's ability to control the subsidiary.

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

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
Intangible Assets

Intangible assets consist of patent licenses and trademarks, and un-amortized loan fees. Intangible assets are amortized on the straight-line basis over their estimated useful lives or contractual lives as follows:

Trademark	10 years
Patent	10 years
Licenses	5 years

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Year End

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
Derivative Instruments

Statements of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 also addresses the accounting for certain hedging activities. The Company currently does not have any derivative instrument nor is it engaged in hedging activities, thus the company does not believe implementation of SFAS 133 will have a material impact on its financial statement presentation or disclosures.

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Stock-based Compensation

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
Advertising Costs

Advertising costs are charged to operations when incurred.
Segment Reporting

The company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" on January 1, 1998. The Company's results of operations and financial position were not affected by implementation of SFAS 131 as it operates in only one segment.

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2002	December 31, 2001
Computer	$50,361	$50,361
Office Equipment	31,713	31,713
Classroom Furniture	19,074	19,074

	101,148	101,148
Accumulated depreciation	(41,823)	(37,397)

Property and equipment, net	$59,325	$63,751

Depreciation expense for the three months ended March 31, 2002 and for the year ended December 31, 2001 amounted to $4,426 and $18,414, respectively.
NOTE 4 - PATENT, LICENSES, AND TRADEMARKS

YFI has obtained a license agreement as an authorized learning center for PACE Learning Systems, Inc. at a cost of $26,000, which is amortized for five (5) years.

	March 31, 2002	December 31, 2001
License Fee	$26,000	$26,000
Accumulated amortization	(11,700)	(10,400)

License Fee, net	$14,300	$15,600

Amortization expense for three months ended March 31, 2002 and for the year ended December 31, 2001 amounted to $1,300 and $5,200, respectively.
NOTE 5 - NOTES PAYABLE

Investors have advanced funds to FESI. These notes are non-interest bearing and payable on demand for $13,900. The notes payable under YFI are payable on demand to shareholders at 9% annual interest. Accrued interest at March 31, 2002 is $2,941.

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

At March 31, 2002, notes payable by the Company are:

	FESI	LPI	YFI	TOTAL

Notes payable to investors	$42,722	$64,707	$-	$107,429
Notes payble to officers	-	-	130,717	130,717

Total	$42,722	$64,707	$130,717	$238,146

NOTE 6 - MINORITY INTEREST

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

At March 31, 2002, the balance of the conditional note receivable by YFI is $183,159. Other than the minority interest below, all the inter-company accounts, including this promissory note, have been eliminated.

Minority interests in YFI consist of 30% of its issued and outstanding common shares. At March 31, 2002, minority interests consist of:
	March 31, 2002	December 31, 2001

Common Stock, no par value	$5,000	$5,000
Accumulated Deficit	(5,000)	(5,000)

	$-	$-

The majority interest absorbed the entire accumulated deficit attributed to the minority interest in excess of the balance of the capital stock pursuant to Accounting Research Bulletin No. 51 (ARB 51), paragraph 15. If future earnings will materialize, the majority interest will be credited to the extent of such losses previously absorbed.

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 7 - STOCKHOLDERS' DEFICIT

The authorized common stock of Future Educational Systems, Inc. consists of 50,000,000 shares with $0.01 par value per share.

From July 23, 1996, (date of corporate revival) to December 31, 1999, there were 19,000,000 shares issued and outstanding. On April 3, 2000, the issued and outstanding shares were retroactively restated to reflect a 1:500 reverse stock split as of April 3, 2000. After the reverse stock split, total shares outstanding as restated are 38,707 shares.

On September 22, 2000, a 1 to 15 forward stock split was effected on the issued and outstanding shares of 38,807 shares resulting to a restated number of shares of 580,605.

On December 22, 2000, Future Educational Systems, Inc. entered into a stock exchange agreement with Learning Programs, Inc. (LPI, formerly Your Future Holdings, Inc.). Under the agreement, FESI exchanged 30,000,000 of its common shares for 15,000,000 of LPI's common shares, representing 100% of LPI's issued and outstanding shares.

On July 27, 2001, a stock purchase agreement was entered between Future Educational Systems, Inc. and Asean Commercial Holdings, Ltd. whereby FESI issued 6,000,000 shares of its common stock to Asean Commercial Holdings, Ltd. in exchange for $600,000 cancellation of debt.

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

At March 31, 2002, total common shares issued and outstanding is 39,893,339 shares which are designated as follows:

Regular shares	30,508,020
Restricted shares	9,385,319
Total	39,893,339

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 8 - INCOME TAXES

There is no provision for federal and state income taxes for the three months ended March 31, 2002 due to the net loss sustained during the period.

The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry-forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The Company's total deferred tax asset as of March 31, 2002 is as follows:

Estimated Net Operating Loss Carry Forward	$2,017,922

Estimated Current Tax Asset Value of Net Operating Loss Carry Forwards at Current Prevailing Federal Tax Rate	$302,700
Valuation Allowance	(302,700)
Net Deferred Tax Asset

$

-

Current Income Tax Expense

$

-

Deferred Income Tax Benefit

$

-

NOTE 9 - COMMITMENTS

On August 1, 2000, Your Future, Inc. entered into a lease agreement to lease office and training facility under a five-year lease agreement, expiring on July 31, 2005. Future minimum rental payments are as follows:

Year Ending December 31	Lease Commitments

2002	$78,485
2003	108,255
2004	108,255
2005	63,149
YFI's rent expense for the three months ended March 31, 2002 and March 31, 2001 amounted to $18,787 and $2,500, respectively.

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 10 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying balance sheet shows that current liabilities exceed current assets by approximately $412,000 on March 31, 2002. Your Future, Inc. is the only subsidiary that has operations. Although YFI generates revenue from its operations, YFI has continually suffered from financial losses since its inception. YFI has yet to expand its market to generate profit.

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

NOTE 11- CONTINGENCY

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

(Return to top.)

FUTURE EDUCATIONAL SYSTEMS, INC. (Formerly Island Resources, Inc.) AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Schedules of Development, General and Administrative Expenses
(Unaudited)

	Cumulative from	For the three months ended
	Inception to
	March 31, 2002	March 31, 2002	March 31, 2001

Development expenses	$511,425	$-	$-
Service contract fees	397,640	47,150	28,000
Salaries and wages	316,366	12,834	56,717
Rent	295,008	28,072	29,779
Professional fees	249,248	17,120	11,222
Office expenses	70,939	6,599	7,790
Travel expenses	67,345	435	2,609
Telephone	61,924	2,262	3,400
Taxes and licenses	28,173	1,065	5,319
Bank charges	8,660	992	349
Dues and subscription	3,601	-	273
Insurance	925	79	-
Directors' fees	2,100	2,100	900

	$2,013,354	$118,708	$146,358

See accompanying notes and independent accountants' review report.

(Return to top.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements, trend analysis and other information contained in this Report relative to markets for the products of Future Educational Systems,Inc. ("Company" or "Registrant") and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "plan" and "intend" and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this report.

     (a) Revenues

     The first quarter ended March 31, 2002 generated $3,802 in sales revenue for the Company, compared to the $17,602 sales revenue for the same period in year 2001.

     The decrease in revenue was primarily attributable to the operating subsidiary, Your Future, Inc. ("YFI"), and was due mainly to limited funds for marketing and expansion.

     (b) General, Administrative and Development Expenses

     The Company incurred general, administrative and development expenses in the amount of $118,708 for the three months ended March 31, 2002, compared to $146,358 for the same period in year 2001.

     For the three months ended March 31, 2002, salaries and wages amounted to $12,834. For the same period in year 2001, salaries and wages amounted to $56,717. The decrease is explained by the reduction in manpower made during mid-2001.

     Service contract fees and professional fees in the total amount of $64,270 comprised approximately 54% of the total general, administrative and development expenses for the three months ended March 31, 2002. For the same period in year 2001, service contract fees and professional fees in the amount of $39,222 comprised approximately 26.8% of general, administrative and development expenses.

     The increase in percentage of service contract and professional fees may be attributed to legal and accounting expenses incurred in order to file its registration statements and to comply with SEC reporting requirements

(Return to top.)

     (c) Depreciation and Amortization

     Depreciation and amortization expense amounted to $5,726 during the first quarter of year 2002, and $5,905 during the same period in year 2001.

     (d) Net Loss per Share

     Net loss per common share was at $0 for the three months ended March 31, 2002 and March 31, 2001. The decrease was attributable mainly to additional issuance of common shares by Issuer and decrease in net loss.

     (e) Liquidity

     As of March 31, 2002, the Company had an accumulated deficit during development stage in the amount of $2,012,922.

     The Company is dependent mostly on cash flows from financing activities to fund its operations. Cash flow from operating activities of YFI has been insufficient to meet financial obligations of the Company and its subsidiaries. Proceeds from financing activities for the three months ended March 31, 2002 amounted to $103,337, compared to $214,462 for the same period in year 2001. Notes from investors are converted to common stock of the Company pursuant to the safe harbor provisions of Regulation S promulgated under the Securities Act of 1933.

     YFI is presently wholly dependent on its Georgia WorkForce Investment Act ("WIA") contract and does not have sufficient funding to carry it through the first two months to gain income from allowed invoicing procedures.

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

PART II.

OTHER INFORMATION

     Item 1 -- Legal Proceedings

     None

     Item 2 -- Changes in the Rights of the Company's Security Holders

     None

(Return to top.)

     Item 3 -- Defaults by the Company on its Senior Securities

     None

     Item 4 -- Submission of Matter to Vote of Security Holders

     None

     Item 5 -- Other Information

     None

     Item 6 -- Exhibits and Reports on Form 8-K

     (a) The Articles of Incorporation and by-laws of the company appear in Form 10SB12G filed November 21, 2001 and Amended Form 10SB12G filed May 6, 2002, and are incorporated herein by reference.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 20, 2002	Future Educational Systems, Inc. /SIGNATURE/ By: Gilbert Cheang President